Form 10-K
period 2014-12-31
Ford Credit Auto Lease Trust 2013-B
filed 2015-03-19
CIK 1589699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2014

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Lease Trust 2013-B (the “Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2014 and for the period from January 1, 2014 through December 31, 2014, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.  None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

10.4

Servicing Supplement, dated as of October 1, 2013, to Amended and Restated Servicing Agreement dated as of December 1, 2006 among Ford Credit, CAB East Holdings, LLC, CAB West Holdings Corporation, FCALM Holdings Corporation and HTD (included in Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on October 31, 2013, which is incorporated herein by reference.

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

Dated: March 19, 2015

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

10.4

Servicing Supplement, dated as of October 1, 2013, to Amended and Restated Servicing Agreement dated as of December 1, 2006 among Ford Credit, CAB East Holdings, LLC, CAB West Holdings Corporation, FCALM Holdings Corporation and HTD (included in Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on October 31, 2013, which is incorporated herein by reference.

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